Form 10-Q
period 2025-08-31
Dankon Corp
filed 2025-10-10
CIK 2065287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2025

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-286856

Dankon Corporation

(Exact name of registrant as specified in its charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	7372 (Primary Standard Industrial Classification Number)	35-2875157 (IRS Employer Identification Number)

Edgar Ulises Rodriguez Velazquez

President and Chief Executive Officer

66 W Flagler Street Suite 900,

Miami, Florida, 33130

Tel: +1-810-580-3677

(Address, including zip code, and telephone number, including area code, of registrantÕs principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	-	-

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,813,400 common shares issued and outstanding as of October 10, 2025.

DANKON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Dankon Corporation (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Dankon Corporation

Condensed Balance Sheets (Unaudited)

	August 31, 2025	February 28, 2025
ASSETS
Current Assets
Cash	3,482	3,500
Total Current Assets	$3,482	$3,500

Other Assets
Intangible Assets	80,643	45,000
Total Other Assets	80,643	45,000
TOTAL ASSETS	$84,125	$48,500

LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$11,000	$38,000
Loan from Related Parties	73,730	13,230
Deferred revenue	14,819	-
Stock Subscription Liability	75	-
Total Current Liabilities	99,624	51,230
Total Liabilities	$99,624	$51,230
Stockholders` Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,487,000 and 3,500,000 shares issued and outstanding as of August 31, 2025 and February 28, 2025, respectively	4,487	3,500
Additional Paid-in Capital	23,688	-
Accumulated Deficit	(43,674)	(6,230)
Total Stockholders` Equity (Deficit)	$(15,499)	$(2,730)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$84,125	$48,500

See accompanying notes, which are an integral part of these condensed financial statements

Dankon Corporation

Condensed Statements of Operations

For the six months ended August 31, 2025 (Unaudited)

	Three months ended August 31, 2025	Six months ended August 31, 2025
REVENUES	$9,581	$9,581
OPERATING EXPENSES
General & Administrative Expenses	29,666	43,468
Amortization	3,557	3,557
TOTAL OPERATING EXPENSES	$33,223	$47,025

LOSS FROM OPERATIONS	$(23,642)	$(37,444)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(23,642)	$(37,444)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,523,990	3,523,990

See accompanying notes, which are an integral part of these condensed financial statements.

Dankon Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended August 31, 2025 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at February 28, 2025	3,500,000	$3,500	$-	$(6,230)	$(2,730)
Net Loss	-	-	-	(13,802)	(13,802)
Balance at May 31, 2025	3,500,000	$3,500	$-	$(20,032)	(16,532)
Common Shares Issued for Cash	990,000	987	23,688	-	24,675
Net Loss	-	-	-	(23,642)	(23,642)
Balance at August 31, 2025	4,990,000	$4,487	$23,688	$(43,674)	(15,499)

See accompanying notes, which are an integral part of these condensed financial statements.

Dankon Corporation

Condensed Statements of Cash Flows

For the six months ended August 31, 2025 (Unaudited)

Six months ended August 31, 2025
OPERATING ACTIVITIES
Net Loss	$(37,444)
Adjustments to Reconcile Net loss
to Net Cash Used in Operating Activities:
Amortization	3,557
Changes in Operating Assets and Liabilities:
Accounts Payable	(27,000)
Deferred revenue	14,819
Net Cash Used in Operating Activities	$(46,068)

INVESTING ACTIVITIES
Intangible Assets	(39,200)
Net Cash Used in Investing Activities	$(39,200)

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	60,500
Proceeds from the Sale of Common Stock	24,675
Proceeds from the Stock Subscription Liability	75
Net Cash Provided by Financing Activities	$85,250

Net Cash Decrease for Period	$(18)

Cash at Beginning of Period	$3,500
Cash at End of Period	$3,482

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-
Income taxes	$-

See accompanying notes, which are an integral part of these condensed financial statements.

Dankon Corporation

Notes to the Condensed Financial Statements

For the six months ended August 31, 2025 (Unaudited)

Note 1 Nature of Business

Dankon Corporation (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on November 11, 2024 (Inception).

Dankon Corporation it is an online service designed to elevate the art of congratulatory messaging. It offers a powerful and intuitive service for crafting thoughtful, customized messages for any occasion, from birthdays and anniversaries to professional milestones and special celebrations. With its advanced features and user-friendly interface, Dankon ensures that every message is meaningful, impactful, and tailored to leave a lasting impression.

Note 2 Going Concern

The condensed financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. Dankon Corporation generated of $9,581 revenue and incurred a net loss of $37,444 for the six months ended August 31, 2025. Additionally, the Company is reporting an accumulated deficit since inception of $43,674 as of August 31, 2025 and further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to operate as a going concern and further losses are anticipated in the development of its business.

The Company's capacity to operate as a going concern is reliant on its ability to generate profitable operations in the future and/or secure the required funding to meet its obligations and settle liabilities resulting from standard business operations when they become due. Management plans to finance operational expenses for the next twelve months by using available cash on hand, as well as loans from directors and/or a private offering of Common Stock.

Note 3 Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a February 28 fiscal year-end.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, and advances payable to sole officer and director. The carrying amounts of these financial instruments approximates fair value because of the short period of time between the origination of such instruments and their expected realization

These tiers include:

-         Level 1: defined as observable inputs such as quoted prices in active markets;

-         Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

-         Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company's loan from shareholder approximates fair value due to their short-term maturity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. As of August 31, 2025 our cash balance was $3,482.

Intangible Assets

The Company recognizes and discloses certain intangible assets in its financial statements, in accordance with ASC Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use, and ASC Subtopic 360-10. ASC 350-40-15-2A describes internal-use software as having both of the following characteristics:

a.              The software is acquired, internally developed, or modified solely to meet the entity’s internal needs.

b.             During the software’s development or modification, no substantive plan exists or is being developed to market the software externally.

ASC Subtopic 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life. Costs to renew or extent the term of an intangible asset is expensed as incurred.

As of May 31, 2025, we completed the development of our website and API and recognized capitalized costs of $84,200. These costs are amortized over 5 years. We plan to recognize amortization expense of $11,977 for the remainder of the fiscal year ending February 28, 2026, $16,840 for each fiscal year ending February 28, 2027, through 2030, and $4,863 for the fiscal year ending February 28, 2031.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to FASB Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the periods presented.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 606, "Revenue from Contracts with Customers" ("ASC-606"). ASC 606 directs entities to recognize revenue when the promised goods or services are transferred to the customer. The amount of revenue recognized should equal the total consideration an entity expects to receive in return for the goods or services. The Financial Accounting Standards Board (FASB) created a five-step approach that entities should apply when determining the amount and timing of revenue recognition:

Step 1: Identify the contract with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company provides API keys that give access to a limited number of API requests. Customers can select a suitable pricing plan directly on our website and initiate contact with the Company. The Company's policy requires payment upon issuance of an invoice. Once payment is received, the API key will be delivered via email, typically on the same day. API access is provided in the form of a unique, non-transferable key, which may not be shared or reassigned to third parties. On occasion, the Company may provide the key prior to payment with an agreed upon payment date in the executed contract. Revenue is recognized by the Company ratably over the specified period of time that the customer is granted access to our software. During the six months ended August 31, 2025 the Company recorded revenue of $9,581 and reported deferred revenue of $14,819. Accounts receivable was $0 as of August 31, 2025.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management follows ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the Statement of Operations.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods presented.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segment Reporting

The Company operates as a single operating and reportable segment, providing monthly subscription service packages. Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”) who evaluates and makes operating decisions about allocation resources considering our single geographical area and on a consolidated basis. Accordingly, the CODM considers revenue and operating expenses of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed on these financial statements that are regularly provided to the CODM.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements and does not believe any of these pronouncements will have a material impact on the Company.

Note 4 Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During the period from November 11, 2024 (Inception) to February 28, 2025 the Company has issued 3,500,000 shares of common stock.

During the six months ended August 31, 2025, the Company issued 987,000 shares of common stock for cash proceeds at $0.025 per share for a total of $24,675.

As of August 31, 2025, the Company had 4,487,000 shares issued and outstanding.

Note 5 Related Party Transactions

To support the Company's financial needs, it may obtain advances from related parties until such time that it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

As of August 31, 2025, the CEO and sole director of the Company had advanced $73,730 under the original loan agreement dated November 11, 2024 for advances up to $200,000.

Note 6 Commitments and Contingencies

Litigation

The Company was not subject to any legal proceedings.

Note 7 Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2025 and has determined that it does not have any material subsequent events to disclose in these financial statements.

On September 8, 2025, Tomasz Iwanski was elected to the board of directors of Dankon Corporation (the “Company”).

There are no arrangements or understandings between Mr. Iwanski and any other person pursuant to which he was selected as director. Mr. Iwanski does not have any familial relationship with any director or other executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer, and there are no transactions in which Mr. Iwanski has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified using terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and crucial factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States accepted accounting principles.

Company Overview

Dankon Corporation operates an online platform for generating congratulatory messages. This platform is designed to serve various users, including businesses and individuals. Our technology will enable users to create personalized messages for a wide range of events and milestones. Our primary offering, the "Congratulations Generator" API was developed and launched in June 2025. Our platform (https://dankon.co/) aims to provide a user-centric service designed for efficient and personalized congratulatory message creation.

Marketing

The Company plans to begin its marketing program online where our potential customers are most probably able and willing to associate.

Government Regulation

Our operations are subject to a wide range of federal, state, and international laws and regulations governing online platforms, particularly those related to content generation, user data protection, and digital services. These regulations include privacy laws, data protection (including handling of minors' data), intellectual property rights, advertising, and marketing practices, as well as compliance with anti-corruption measures and industry-specific standards.

We are committed to ensuring full compliance with all relevant laws and regulations that apply to our industry. This includes adhering to privacy protection laws, ensuring the security of user data, and following all applicable guidelines for online content and service delivery. We place a strong emphasis on upholding the highest standards of ethics, user privacy, and data protection in all aspects of our business operations.

Given the evolving nature of online platforms and digital services, we acknowledge that the regulatory environment is constantly changing. New laws, updates to existing regulations, and shifts in how regulations are applied may impact our business. This includes potential amendments or new interpretations of current laws, as well as rulings from regulatory bodies and courts at the federal, state, or international level. These changes may arise rapidly or develop over time through judicial decisions or as new guidelines are issued by regulatory authorities.

As we continue to expand our business and introduce new features, services, or markets, we recognize the possibility of encountering additional regulatory requirements or restrictions. This could include limitations on operating in specific regions or the need to comply with additional laws based on our business activities. We are dedicated to staying informed of regulatory changes and adapting our practices to remain compliant with all legal obligations.

Employees

As of August 31, 2025, the Company had no employees under formal employment agreements. The Company is currently managed by its President, CEO, Treasurer, Secretary, Director, Edgar Ulises Rodriguez Velazquez. The Company may consider hiring employees if the need arises.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statement as of February 28, 2025.

Results of Operations

Since the Company was founded in November 2024, we only conduct a comparative analysis for the three and six month ending August 31, 2025.

Three and six months ended August 31, 2025

Revenue

For the three and six months ended August 31, 2025 we generated total revenue of $9,581.

Operating expenses

Total operating expenses for three months ended August 31, 2025 were $33,223. The operating expenses included bank service charges ($76), amortization expense ($3,557), professional fees ($3,150), marketing services ($9,650), server lease expense ($3,750) and IT and Development services ($13,040).

Total operating expenses for six months ended August 31, 2025 were $47,025. The operating expenses included bank service charges ($163), amortization expense ($3,557), professional fees ($9,615), marketing services ($9,650), server lease expense ($7,500) and IT and Development services ($16,540).

Net Loss

Our Net Loss for three months ended August 31, 2025 was $23,642.

Our Net Loss for six months ended August 31, 2025 was $37,444.

Liquidity and Capital Resources

As of August 31, 2025, we had no current assets, have recurring losses, have an accumulated deficit, and continue to use cash in operations. These factors raise substantial doubt about our ability to continue as a going concern. In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. While there are currently no guarantees, we expect to be able to generate revenue primarily through the sale of pricing plans for our services.

We have generated revenue of $9,581 since inception on November 11, 2024. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. Our future depends upon our ability to obtain further financing, the successful operations of business, a successful marketing and promotion program, attraction, and, further in the future, achieving a profitable level of operations.

Operational Cash Flows

We had operating cash outflows of $46,068 for the six months ended August 31, 2025. The primary allocation of cash has been directed towards general working capital needs, reflecting the ongoing operational requirements of the business.

Investing Cash Flows

Our Company invested $39,200 to develop intangible assets during the six months ended August 31, 2025.

Financing Cash Flow

Net cash provided by financing activities for the six months ended August 31, 2025 was $85,250, which included loans from related parties of $60,500, $24,675 was received from the sale of common shares and $75 was received from the stock subscription liability.

Current Financial Condition

As of August 31, 2025, generated of $9,581 revenue and incurred a net loss of $37,444. Additionally, the Company is reporting an accumulated deficit since inception of $43,674. Please refer to our financial statements contained herein for more detailed information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended August 31, 2025 there were no changes to our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on October 10, 2025.

Dankon Corporation

By: /s/ Edgar Ulises Rodriguez Velazquez
Edgar Ulises Rodriguez Velazquez, President, Secretary,
Treasurer, Director