Form 10-Q
period 2025-11-30
Dankon Corp
filed 2026-01-13
CIK 2065287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2025

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

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,261,400 common shares issued and outstanding as of January 13, 2026.

DANKON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I- FINANCIAL INFORMATION

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

Dankon Corporation

Condensed Balance Sheets

	November 30, 2025 (Unaudited)	February 28, 2025

ASSETS
Current Assets
Cash	$5,670	$3,500
Prepaid Expenses	6,000	-
Total Current Assets	11,670	3,500

Other Assets
Intangible Assets	75,623	45,000
Project in Progress	11,480	-
Total Other Assets	87,103	45,000
TOTAL ASSETS	$98,773	$48,500

LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$848	$38,000
Loan from Related Parties	84,730	13,230
Deferred Revenue	17,853	-
Total Current Liabilities	103,431	51,230
Total Liabilities	103,431	51,230

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,261,400 and 3,500,000 shares issued and outstanding as of November 30, 2025 and February 28, 2025, respectively	5,261	3,500
Additional Paid-in Capital	42,274	-
Accumulated deficit	(52,193)	(6,230)
Total Stockholders` Equity (Deficit)	$(4,658)	$(2,730)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$98,773	$48,500

See accompanying notes, which are an integral part of these condensed financial statements

Dankon Corporation

Condensed Statements of Operations

For the three and nine months ended November 30, 2025 (Unaudited)

	Three months ended November 30, 2025	Nine months ended November 30, 2025
REVENUES	$20,856	$30,437
OPERATING EXPENSES
General & Administrative Expenses	24,354	67,822
Amortization	5,021	8,577
TOTAL OPERATING EXPENSES	$29,375	$76,399

LOSS FROM OPERATIONS	$(8,519)	$(45,962)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(8,519)	$(45,962)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,912,998	4,039,554

See accompanying notes, which are an integral part of these condensed financial statements.

Dankon Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended November 30, 2025 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at February 28, 2025	3,500,000	$3,500	$-	$(6,230)	$(2,730)
Net Loss	-	-	-	(13,802)	(13,802)
Balance at May 31, 2025	3,500,000	$3,500	$-	$(20,032)	$(16,532)

Common Shares Issued for Cash	987,000	987	23,688	-	24,675
Net Loss	-	-	-	(23,642)	(23,642)
Balance at August 31, 2025	4,987,000	$4,487	$23,688	$(43,674)	$(15,499)

Common Shares Issued for Cash	274,400	774	18,586	-	19,360
Net Loss	-	-	-	(8,519)	(8,519)
Balance at November 30, 2025	5,264,400	$5,261	$42,274	$(52,193)	$(4,658)

See accompanying notes, which are an integral part of these condensed financial statements.

Dankon Corporation

Condensed Statements of Cash Flows

For the nine months ended November 30, 2025 (Unaudited)

Nine months ended November 30, 2025
OPERATING ACTIVITIES
Net Loss	$(45,963)
Adjustments to Reconcile Net loss
to Net Cash Used in Operating Activities:
Amortization	8,577
Changes in Operating Assets and Liabilities:
Accounts Payable	(37,152)
Deferred revenue	17,853
Prepaid expenses	(6,000)
Net Cash Used in Operating Activities	$(62,685)

INVESTING ACTIVITIES
Intangible Assets	(39,200)
Project in Progress	(11,480)
Net Cash Used in Investing Activities	$(50,680)

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	71,500
Proceeds from the Sale of Common Stock	44,035
Net Cash Provided by Financing Activities	$115,535

Net Cash Increase for Period	$2,170

Cash at Beginning of Period	$3,500
Cash at End of Period	$5,670

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-
Income taxes	$-

See accompanying notes, which are an integral part of these condensed financial statements.

Dankon Corporation

Notes to the Condensed Financial Statements

For the nine months ended November 30, 2025 (Unaudited)

Note 1 – Nature of Business

Dankon Corporation (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on November 11, 2024 (Inception).

Dankon Corporation it is an online service designed to elevate the art of congratulatory messaging. It offers a powerful and intuitive service for crafting thoughtful, customized messages for any occasion, from birthdays and anniversaries to professional milestones and special celebrations. With its advanced features and user-friendly interface, Dankon Corporation ensures that every message is meaningful, impactful, and tailored to leave a lasting impression.

Note 2 – Going Concern

The condensed financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. Dankon Corporation generated of $30,437 revenue and incurred a net loss of $45,962 for the nine months ended November 30, 2025. Additionally, the Company is reporting an accumulated deficit since inception of $52,193 as of November 30, 2025 and further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to operate as a going concern and further losses are anticipated in the development of its business.

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

Note 3 – Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. As of November 30, 2025 our cash balance was $5,670.

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

As of November 30, 2025, we recognized capitalized costs of $84,200. These costs are amortized over 5 years. For the nine months ended November 30, 2025, we recorded amortization expenses of $8,577. We plan to recognize amortization expense of $4,210 for the remainder of the fiscal year ending February 28, 2026, $16,840 for each fiscal year ending February 28, 2027, through 2030, and $4,053 for the fiscal year ending February 28, 2031.

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

During the nine months ended November 30, 2025 the Company recorded revenue of $30,437 and reported deferred revenue of $17,853. Accounts receivable was $0 as of November 30, 2025.

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

Note 4- Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During the period from November 11, 2024 (Inception) to February 28, 2025 the Company has issued 3,500,000 shares of common stock.

During the nine months ended November 30, 2025, the Company issued 1,761,400 shares of common stock for cash proceeds at $0.025 per share for a total of $44,035.

As of November 30, 2025, the Company had 5,261,400 shares issued and outstanding.

Note 5- Related Party Transactions

To support the Company's financial needs, it may obtain advances from related parties until such time that it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

As of November 30, 2025, the CEO and sole director of the Company had advanced $84,730 under the original loan agreement dated November 11, 2024 for advances up to $200,000.

Note 6- Commitments and Contingencies

Litigation

The Company was not subject to any legal proceedings.

Note 7- Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to November 30, 2025 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Marketing

The Company will begin its marketing program online where our potential customers are most probably able and willing to associate.

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

Employees

As of November 30, 2025, the Company had no employees under formal employment agreements. The Company is currently managed by its President, CEO, Treasurer, Secretary, Director, Edgar Ulises Rodriguez Velazquez, and Tomasz Iwanski, Director. The Company may consider hiring employees if the need arises.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statement as of February 28, 2025.

Results of Operations

Since the Company was founded in November 2024, we only conduct a comparative analysis for the three and nine month ending November 30, 2025.

Revenue

For the three and nine months ended November 30, 2025 we generated total revenue of $20,856 and $30,437, respectively.

Operating expenses

Total operating expenses for three months ended November 30, 2025 were $29,375. The operating expenses included bank service charges ($88), amortization expense ($5,021), professional fees ($5,498), marketing services ($9,400), server lease expense ($3,750), office expense ($58), registered agent services ($30), and research & development expense ($5,530).

Total operating expenses for nine months ended November 30, 2025 were $76,399. The operating expenses included bank service charges ($251), amortization expense ($8,577), professional fees ($15,113), marketing services ($19,050), server lease expense ($11,250), office expense ($58), registered agent services ($30), research & development expense ($9,030) and IT and development services ($13,040).

Net Loss

Our Net Loss for three months ended November 30, 2025 was $8,519.

Our Net Loss for nine months ended November 30, 2025 was $45,962.

Liquidity and Capital Resources

As of November 30, 2025 our accumulated deficit was $52,193 and we incurred operating losses of $45,962 and used cash in operations of $62,685 during the nine months ended November 30, 2025. These factors raise substantial doubt about our ability to continue as a going concern. In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. While there are currently no guarantees, we expect to be able to generate revenue primarily through the sale of pricing plans for our services.

Funding may also be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. Our future depends upon our ability to obtain further financing, the successful operations of business, a successful marketing and promotion program, attraction, and, further in the future, achieving a profitable level of operations.

Operational Cash Flows

We had operating cash outflows of $62,685 for the nine months ended November 30, 2025. The primary allocation of cash has been directed towards general working capital needs, reflecting the ongoing operational requirements of the business.

Investing Cash Flows

Our Company invested $50,680 to develop intangible assets during the nine months ended November 30, 2025.

Financing Cash Flow

Net cash provided by financing activities for the nine months ended November 30, 2025 was $115,535, which included loans from related parties of $71,500 and $44,035 was received from the sale of common shares.

Current Financial Condition

As of November 30, 2025, generated of $30,437 revenue and incurred a net loss of $45,962. Additionally, the Company is reporting an accumulated deficit since inception of $52,193. Please refer to our financial statements contained herein for more detailed information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended November 30, 2025 there were no changes to our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on January 13, 2026.

Dankon Corporation

By: /s/ Edgar Ulises Rodriguez Velazquez
Edgar Ulises Rodriguez Velazquez, President, Secretary,
Treasurer, Director