Form 10-K
period 2026-02-28
Dankon Corp
filed 2026-05-15
CIK 2065287

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2026

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No. 333-286856

DANKON CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	7372	EIN 35-2875157
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Edgar Ulises Rodriguez Velazquez

President and Chief Executive Officer

66 W Flagler Street Suite 900,

Miami, Florida, 33130

Tel: +1-810-580-3677

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $0 as of February 28, 2026.

As of May 15, 2026 there were 5,261,400 shares outstanding of the registrant’s common stock.

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. Description of Business

Dankon Corporation was incorporated under the laws of the State of Wyoming on November 11, 2024. The Company operates an online service designed to generate personalized congratulatory messages. This service processes user-provided inputs to create messages designed for various occasions, such as achievements, milestones, and special events. We have developed a proprietary platform for this purpose, which supports the functionality of the "Congratulations Generator" service. The "Congratulations Generator" was developed and launched in June 2025. This service is designed to provide customized congratulatory messages.

Company Overview

Dankon Corporation operates an online platform for generating congratulatory messages. This platform is designed to serve various users, including businesses and individuals. Our technology will enable users to create personalized messages for a wide range of events and milestones. Our primary offering, the "Congratulations Generator" API, was developed and launched in June 2025.

Target Audience

The platform is designed to address the needs of a diverse clientele seeking to enhance and personalize their congratulatory communications. Our primary target audience comprises the following segments:

- Business professionals. Individuals and organizations seeking to convey professional congratulations for promotions, achievements, and corporate milestones, boost brand loyalty.

- Event agencies. Professionals responsible for orchestrating celebratory events, requiring customizable and impactful congratulatory messages for clients and attendees while fostering lasting relationships.

- Educational institutions. Schools, colleges, and universities seeking to celebrate student achievements, faculty accomplishments, and institutional milestones.

- Social Media Enthusiasts and Influencers. Individuals who utilize social media platforms for both personal and professional purposes.

- Individuals Celebrating Milestones. Private individuals marking significant life events such as graduations, engagements, weddings, births, and personal achievements.

- Developers and IT Companies. Technology professionals and companies that can integrate our API into their own products, services, or platforms. This segment includes developers building communication tools, SaaS platforms, or customer engagement solutions who seek to add personalized congratulatory messaging functionality to enhance user experience and engagement.

Technology Overview

The "Congratulations Generator" platform was developed and launched in June 2025. At the core of the platform is a robust Application Programming Interface (API) designed to dynamically generate personalized congratulatory messages. The API leverages advanced natural language processing (NLP) algorithms to analyze user-provided input - such as event details, recipient information, and desired tone - to produce tailored and contextually relevant messages. The API’s architecture is built to support seamless integration with various digital environments, enabling users to embed the "Congratulations Generator" functionality into their existing workflows and applications.

Website Functionality

Our platform (https://dankon.co/) aims to provide a user-centric service designed for efficient and personalized congratulatory message creation.

Key functionalities include:

- User-Friendly Interface. The website features an intuitive and easily navigable interface to facilitate a seamless user experience.

- Congratulations Generator. The Company offers access to the "Congratulations Generator" through a series of API tariff plans. These plans are designed to accommodate varying usage requirements and facilitate integration into user applications or platforms. Available plans offer different tiers of API requests, allowing users to select an option based on their anticipated usage patterns.

Monetization and Pricing

The company's primary source of revenue is the " Congratulations Generator" API service. We expect to generate revenue primarily through a tiered subscription-based pricing model designed to meet the diverse needs of our users, from individual developers and small businesses to large enterprise clients.

Monetization is achieved through monthly API subscriptions, allowing users to integrate the API's message generation capabilities into their own applications and services. Access to the Congratulations Generator API is provided through pricing plans, each offering a specific number of API requests.

Pricing Plans:

- Free: This plan provides 100 API requests, suitable for initial testing and use with small data volumes.

- Basic: Offers 5,000 API requests, designed for developers and small businesses with moderate integration needs.

- Pro: For high-volume users, the Pro plan provides 10,000 API requests.

For enterprise customers requiring more than 100,000 API requests, customized pricing plans are available through a direct consultation.

Our pricing structure is designed to be scalable and flexible, ensuring users can choose a plan that meets their specific requirements and usage patterns.

Employees and employment agreements

As of February 28, 2026, we did not have any full-time employees. Our operations are currently managed by our President, Chief Executive Officer, Treasurer, Secretary and Director, Edgar Ulises Rodriguez Velazquez, with the assistance of our other director, Tomasz Iwanski.

We may hire additional personnel in the future as our business develops and operational needs increase.

ITEM 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2. Properties

We maintain our statutory registered agent's office at, USA and current location is at 66 W Flagler Street Suite 900, Miami, Florida, 33130. Our phone number is +18105803677.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not Applicable.

 PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

There is currently no public market for our common stock.

Registered Holders of our Common Stock

As of February 28, 2026, the 5,261,400 issued and outstanding shares of common stock were held by a total of 32 shareholders of record.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended February 28, 2026 and 2025, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended February 28, 2026 and 2025, the Company did not repurchase any shares of its Common Stock.

ITEM 6. Selected Financial Data

Not applicable to smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and minimal revenues from our business operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statements as of February 28, 2026, that appear elsewhere in this filing. This filing contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statement as of February 28, 2026.

Results of Operations

Total revenue for the year ended February 28, 2026 was $56,363, while there was no revenue for the period from November 11, 2024 (the inception date) to February 28, 2025.

Total expenses for the year ended February 28, 2026 were $97,978, made up of professional fees of $18,863, marketing expenses of $19,050, server lease expenses of $15,000, website support services of $5,607, bank service charges of $382, amortization expense of $13,470, IT and development services of $25,220, office expense of $145, registered agent services of $75 and exchange loss of $166.

Total expenses for the period from November 11, 2024 (the inception date) to February 28, 2025 were $6,230, made up of professional fees of $199, website development services of $6,000 and bank service charges of $31.

The increase in revenue and expenses this year was primarily due to overall company growth. Specifically, we expanded our customer base through advertising and marketing, paid for software development services, and amortized intangible assets for the full year, compared to the previous period.

For the years ended February 28, 2026 and 2025, the company recorded a net loss of $41,615 and $6,230, respectively.

Liquidity and Capital Resources

As of February 28, 2026 our accumulated deficit was $47,845 and we incurred operating losses of $41,615 and used cash in operations of $45,961 during the year ended February 28, 2026. These factors raise substantial doubt about our ability to continue as a going concern.

For the year ended February 28, 2026, the Company used $45,961 in cash for operating activities, compared to $31,770 of cash provided by operating activities for the period from November 11, 2024 (the inception date) to February 28, 2025.

Cash used in investing activities for the development of intangible assets amounted to $69,190 for the year ended February 28, 2026. For the comparable period of the previous year (from November 11, 2024 to February 28, 2025), the volume of similar investments amounted to $45,000.

Additionally, the Company received $115,535 in cash financing activities for the year ended February 28, 2026, compared to $16,730 in the previous year, mostly due to proceeds from loans from related parties and proceeds from the sale of common stock.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial analysis and results are based on financial statements prepared in accordance with U.S. GAAP. This process requires management to apply key accounting policies and make critical estimates and assumptions. Because these judgments impact the reported values of our assets, liabilities, and expenses, understanding their nature is essential to a full evaluation of our financial position.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

None

 ITEM 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-13 of this report and are incorporated by reference in this Item 8.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements or changes regarding our relationship with our independent registered public accounting firm.

ITEM 9A. Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

These controls include policies and procedures that:

- Ensure the maintenance of records that accurately and fairly reflect the company's transactions and asset dispositions;

- Provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP;

-Ensure that receipts and expenditures are made only in accordance with authorizations of management and directors;

- Provide reasonable assurance regarding the prevention or timely detection of unauthorized use or disposition of the company's assets.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2026, management identified the following material weaknesses:

- Inadequate Control Structure and Lack of Segregation of Duties: Due to the Company’s limited size, Edgar Ulises Rodriguez Velazquez serves as both the director and Chief Executive Officer, resulting in an inherent lack of segregation of duties. Furthermore, the Company does not currently have an independent Audit Committee or a designated "financial expert" to provide oversight. While not legally required, management acknowledges that the absence of independent oversight and a lack of dedicated personnel with specialized U.S. GAAP expertise constitutes a significant deficiency in our control environment.

- Deficiencies in Information Technology Controls: As of February 28, 2026, while the Company maintains copies of material agreements and financial records, it lacks formal procedures for regular data backups and off-site storage. The absence of documented disaster recovery protocols creates a risk of data loss due to unforeseen factors.

Changes in Internal Control over Financial Reporting

During the year ended February 28, 2026 there were no changes to our system of internal controls over financial reporting.

 Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

The name, age and titles of our executive officer and Director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Edgar Ulises Rodriguez Velazquez, C. Fresno 29 Fracc. Norias de Sopeña 2 Seccion CP., 36112 Silao de la Victoria, Guanajuato, Mexico	34	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)
Tomasz Iwanski Krzysztofa Kamila Baczyskiego 10 / 53, 27-600 Sandomierz Poland	28	Director

Edgar Ulises Rodriguez Velazquez has acted as our President, Treasurer, Secretary and Director since our incorporation on November 11, 2024. There was no arrangement or understanding between Edgar Ulises Rodriguez Velazquez and any other person(s) pursuant to which he was selected as a director of the company. Starting from 2016, Edgar Ulises Rodriguez Velazquez held positions at Conjunto Mexico, where he worked as software engineer and led the development of AI-powered content solutions. Mr. Rodriguez has developed expertise in artificial intelligence and machine learning through advanced coursework and practical application, including model design, training, and optimization. We believe that these skills will help Mr. Rodriguez run the Company’s business. Mr. Rodriguez holds a degree in Management and International Business from Universidad Panamericana. He does not currently serve on any public company boards.

Mr. Rodriguez’s only occupation at the moment is managing the business processes of Dankon Corporation. There was no arrangement or understanding between Edgar Ulises Rodriguez Velazquez and any other person(s) pursuant to which he was selected as an officer of the company.

Tomasz Iwanski, age 28, joined the company in September 2025 as director. Prior to joining the company, Mr. Iwanski was a Cloud Solution Developer at FORUM S.A., a technological company, from April 2019. Additionally, Mr. Iwanski has gained experience as a DevOps engineer, enhancing his broad skill set in cloud infrastructure management, automation, and continuous integration/continuous deployment (CI/CD) processes. Mr. Iwanski’s education includes Master’s degree in Computer Science from University of Warsaw.

During the past ten years, Mr. Rodriguez Velazquez and Mr. Iwanski have not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Edgar Ulises Rodriguez Velazquez and/or Tomasz Iwanski were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Rodriguez Velazquez and Mr. Iwanski involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5. Were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6. Were found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Were the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

- Any Federal or State securities or commodities law or regulation; or

- Any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

- Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Were the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Exchange Act (15 U.S.C. 78c(a) (26))), any registered entity (as defined in Section 1(a) (29) of the Commodity Exchange Act (7 U.S.C. 1(a) (29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees

We do not currently have an audit, compensation or nominating committee

ITEM 11. Executive Compensation

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

Summary Compensation Table

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Edgar Ulises Rodriguez Velazquez	President, Treasurer, Secretary and Director	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Since Inception on November 11, 2024, Edgar Ulises Rodriguez Velazquez was not compensated for his services.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

Directors and Executive Officers

The table below details the beneficial ownership of our outstanding shares as of May 15, 2026 . This data covers each director, the Named Executive Officers (NEOs) listed in the "Summary Compensation Table" of this Form 10-K, and all current directors and executive officers as a group. Unless otherwise noted, we believe these individuals hold sole voting and investment power. Beneficial ownership is defined as having the power, either alone or shared, to vote or dispose of the Company’s common stock.

Beneficial Owner*	Number of Shares	Owned Percent of Class**
Edgar Ulises Rodriguez Velazquez	3,500,000	66.52%

 (*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

(**) Percent of class is calculated on the basis of the number of fully diluted shares outstanding on May 15, 2026 - 5,261,400.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We strictly adhere to a policy of compliance with all legal norms and standards governing related-party transactions, including the requirements of the Sarbanes-Oxley Act of 2002. 'Related persons' are defined as senior executives, members of the Board of Directors, shareholders holding an interest of more than 5%, their immediate family members, and any entities under their control. The review and approval of such operations fall within the competence of the Board of Directors (excluding any interested parties). In its decision-making process, the Board of Directors conducts a comprehensive analysis of all available facts and circumstances.

As of February 28, 2026, Mr. Rodriguez had advanced $84,730 under the original loan agreement dated November 11, 2024 for advances up to $200,000. This loan is for working capital purposes and is unsecured, interest-free.

Item 14. Principal Accountant Fees and Services

Set forth below is a summary of certain fees paid to our independent audit Aloba Awomolo & Partners (AAP) for services for the fiscal years 2026 and 2025, respectively.

Fee Category	Fiscal Year 2026	Fiscal Year 2025
Audit Fees	$12,915	$-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,915	$-

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

(a)Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

1)	Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB Firm ID #7275)	F-2
Balance Sheets as of February 28, 2026 and 2025 (audited)	F-3
Statements of Operations for the year ended February 28, 2026 and for the period from November 11, 2024 (Inception) to February 28, 2025 (audited)	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended February 28, 2026 and for the period from November 11, 2024 (Inception) to February 28, 2025 (audited)	F-5
Statements of Cash Flows for the year ended February 28, 2026 and for the period From November 11, 2024 (Inception) to February 28, 2025 (audited)	F-6
Notes to Financial Statements (audited)	F-7 to F-13

2) Financial Statement Schedules:

None.

3) Exhibits:

#	19	Insider Trading Policy
#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2026.

Dankon Corporation

By: /s/ Edgar Ulises Rodriguez Velazquez
Edgar Ulises Rodriguez Velazquez, President, Secretary, Chief Executive Officer and Chief Financial Officer
Treasurer, Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB Firm ID #7275)	F-2
Balance Sheets as of February 28, 2026 and 2025 (audited)	F-3
Statements of Operations for the year ended February 28, 2026 and for the period from November 11, 2024 (Inception) to February 28, 2025 (audited)	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended February 28, 2026 and for the period from November 11, 2024 (Inception) to February 28, 2025 (audited)	F-5
Statements of Cash Flows for the year ended February 28, 2026 and for the period From November 11, 2024 (Inception) to February 28, 2025 (audited)	F-6
Notes to Financial Statements (audited)	F-7 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dankon Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dankon Corporation (the “Company”) as of February 28, 2026 and February 28, 2025, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended February 28, 2026 and for the period from November 11, 2024 (inception) through February 28, 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and February 28, 2025, and the results of its operations and its cash flows for the year ended February 28, 2026 and for the period from November 11, 2024 (inception) through February 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has incurred recurring losses from operations, reported a net loss of approximately $41,615 for the year ended February 28, 2026, and has an accumulated deficit resulting in a negative equity position of approximately $310. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management’s plans regarding these matters are also described in the financial statements and include efforts to raise additional capital, generate revenue growth, and manage operating costs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Aloba, Awomolo & Partners – PCAOB ID #7275

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

May 15, 2026

Dankon Corporation

Balance Sheets (Audited)

	As of February 28, 2026	As of February 28, 2025

ASSETS
Current Assets
Cash	$3,884	$3,500
Prepaid Expenses	21,493	-
Total Current Assets	25,377	3,500

Other Assets
Intangible Assets	87,670	45,000
Project in Progress	13,050	-
Total Other Assets	100,720	45,000
TOTAL ASSETS	$126,097	$48,500

LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$13,250	$38,000
Loan from Related Parties	84,730	13,230
Deferred Revenue	28,427	-
Total Current Liabilities	126,407	51,230
Total Liabilities	126,407	51,230

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,261,400 and 3,500,000 shares issued and outstanding as of February 28, 2026 and 2025, respectively	5,261	3,500
Additional Paid-in Capital	42,274	-
Accumulated deficit	(47,845)	(6,230)
Total Stockholders` Equity (Deficit)	$(310)	$(2,730)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$126,097	$48,500

See accompanying notes, which are an integral part of these financial statements

Dankon Corporation

Statements of Operations (Audited)

	For the year ended February 28, 2026	From November 11, 2024 (Inception) to February 28, 2025
REVENUES	$56,363	$-

OPERATING EXPENSES
General & Administrative Expenses	84,508	6,230
Amortization	13,470	-
TOTAL OPERATING EXPENSES	$97,978	$6,230

LOSS FROM OPERATIONS	$(41,615)	$(6,230)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(41,615)	$(6,230)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,341,224	3,500,000

See accompanying notes, which are an integral part of these financial statements.

Dankon Corporation

Statement of Changes in Stockholders’ Equity (Deficit)

For the year ended February 28, 2026 and for the period from November 11, 2024 (Inception) February 28, 2025 (Audited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at November 11, 2024 (Inception)	-	$-	$-	$-	$-
Common Shares Issued for Cash	3,500,000	3,500	-	-	3,500
Net Loss	-	-	-	(6,230)	(6,230)
Balance at February 28, 2025	3,500,000	$3,500	$-	$(6,230)	$(2,730)
Common Shares Issued for Cash	1,761,400	1,761	42,274	-	44,035
Net Loss	-	-	-	(41,615)	(41,615)
Balance at February 28, 2026	5,261,400	$5,261	$42,274	$(47,845)	$(310)

See accompanying notes, which are an integral part of these financial statements.

Dankon Corporation

Statements of Cash Flows (Audited)

	Year ended February 28, 2026	November 11, 2024 (Inception) - February 28, 2025
OPERATING ACTIVITIES
Net Loss	$(41,615)	$(6,230)
Adjustments to Reconcile Net loss
to Net Cash Used in Operating Activities:
Amortization	13,470	-
Changes in Operating Assets and Liabilities:
Accounts Payable	(24,750)	38,000
Deferred revenue	28,427	-
Prepaid expenses	(21,493)	-
Net Cash Used in Operating Activities	$(45,961)	$31,770

INVESTING ACTIVITIES
Intangible Assets	(56,140)	(45,000)
Project in Progress	(13,050)	-
Net Cash Used in Investing Activities	$(69,190)	$(45,000)

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	71,500	13,230
Proceeds from the Sale of Common Stock	44,035	3,500
Net Cash Provided by Financing Activities	$115,535	$16,730

Net Cash Increase for Period	$384	$3,500
Cash at Beginning of Period	$3,500	$-
Cash at End of Period	$3,884	$3,500

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these financial statements.

Dankon Corporation

Notes to the Financial Statements (Audited)

Note 1 – Nature of Business

Dankon Corporation (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on November 11, 2024 (Inception).

Dankon Corporation is an online service designed to elevate the art of congratulatory messaging. It offers a powerful and intuitive service for crafting thoughtful, customized messages for any occasion, from birthdays and anniversaries to professional milestones and special celebrations. With its advanced features and user-friendly interface, Dankon Corporation ensures that every message is meaningful, impactful, and tailored to leave a lasting impression.

Note 2 – Going Concern

The condensed financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. Dankon Corporation generated $56,363 of revenue and incurred a net loss of $41,615 for the year ended February 28, 2026. Additionally, the Company is reporting an accumulated deficit since inception of $47,845 as of February 28, 2026 and further losses are anticipated in the development of its business.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, and advances payable to Mr. Rodriguez. The carrying amounts of these financial instruments approximates fair value because of the short period of time between the origination of such instruments and their expected realization

These tiers include:

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. The Company had $3,884 and $3,500 of cash as February 28, 2026 and 2025, respectively.

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

As of February 28, 2026, we recognized capitalized costs of $114,190. These costs are amortized over 5 years.

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

During the year ended February 28, 2026 and 2025 the Company recorded revenue of $56,363 and $0, respectively. Accounts receivable was $0 as of February 28, 2026 and 2025. Deferred revenue was $28,427 and $0 as of February 28, 2026 and 2025, respectively.

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

Note 4 – Intangible Assets

As of February 28, 2026, we recognized capitalized costs of $114,19 consisting of website and API. The website was placed in service on May 15, 2025, and the API was placed in service on June 10, 2025, and are expected to be amortized over 5 years.

Accumulated amortization as of February 28, 2026 and 2025 was $13,470 and $0 respectively.

Intangible assets amounts are as follows:

	Website Development	API Development	Total
Estimated Useful Life (Years)	5	5
Total Cost of the Asset	$45,000	$69,190	$114,190
Accumulated Amortization at February 28, 2026	(7,125)	(6,345)	(13,470)
Net Book Value at February 28, 2026	$37,875	$62,845	$100,720
Amortization Expense for year ended February 28, 2026	$7,125	$6,345	$13,470
Amortization Expense for year ended February 28, 2025	$-	$-	$-

Note 5- Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During the period from November 11, 2024 (Inception) to February 28, 2025 the Company has issued 3,500,000 shares of common stock.

During the year ended February 28, 2026, the Company issued 1,761,400 shares of common stock for cash proceeds at $0.025 per share for a total of $44,035.

As of February 28, 2026, the Company had 5,261,400 shares issued and outstanding.

Note 6- Related Party Transactions

To support the Company's financial needs, it may obtain advances from related parties until such time that it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

As of February 28, 2026, Mr. Rodriguez had advanced $84,730 under the original loan agreement dated November 11, 2024 for advances up to $200,000. This loan is for working capital purposes and is unsecured, interest-free.

Note 7- Income Taxes

The Company has no tax position at February 28, 2026, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at February 28, 2026. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The income tax provision differs from the amount of income tax determined by applying the statutory income tax rates to pretax income from continuing operations for the period ended February 28, 2026, due to the following:

The provision for Federal income tax consists of the following:

	February 28, 2026	February 28, 2025
Net operating loss carryforward	$41,615	$6,230
Effective tax rate	21%	21%
Deferred tax asset	8,739	1,308
Less: valuation allowance	(8,739)	(1,308)
Net deferred asset	$-	$-

Below is a comparison of the actual tax benefit with the expected benefit (at a rate of 21%) as of February 28, 2026 and 2025:

	February 28, 2026	February 28, 2025
Computed “expected” tax expense (benefit)	$7,431	$1,308
Change in valuation allowance	(7,431)	(1,308)
Actual tax expense (benefit)	$-	$-

Due to the uncertainty regarding their realization, the deferred tax benefits from unutilized tax losses are offset by a full valuation allowance. Pursuant to ASC 740, management concluded that there are no significant uncertain tax positions requiring disclosure beyond what is already presented.

Note 8- Commitments and Contingencies

Litigation

The Company was not subject to any legal proceedings.

Note 9- Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2026 through May 15, 2026, the financial statement issuance date, and concluded that there are no significant subsequent events to disclose in these financial statements.