Form 10-Q
period 2026-05-31
Dankon Corp
filed 2026-07-10
CIK 2065287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,261,400 common shares issued and outstanding as of July 10, 2026.

DANKON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

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

Dankon Corporation

Condensed Balance Sheets

	May 31, 2026 (Unaudited)	February 28, 2026

ASSETS
Current Assets
Cash	$394	$3,884
Prepaid Expenses	13,843	21,493
Total Current Assets	14,237	25,377

Other Assets
Intangible Assets	102,019	87,670
Project in Progress	-	13,050
Total Other Assets	102,019	100,720
TOTAL ASSETS	$116,256	$126,097

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts Payable	$200	$13,250
Loan from Related Parties	95,080	84,730
Deferred Revenue	10,310	28,427
Total Current Liabilities	105,590	126,407
Total Liabilities	105,590	126,407

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,261,400 issued and outstanding as of May 31, 2026 and February 28, 2026, respectively	5,261	5,261
Additional Paid-in Capital	42,274	42,274
Accumulated deficit	(36,869)	(47,845)
Total Stockholders' Equity (Deficit)	$10,666	$(310)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$116,256	$126,097

See accompanying notes, which are an integral part of these condensed financial statements

Dankon Corporation

Condensed Statements of Operations

For the three months ended May 31, 2026 and 2025 (Unaudited)

	Three months ended May 31, 2026	Three months ended May 31, 2025
REVENUES	$33,667	$-
OPERATING EXPENSES
General & Administrative Expenses	16,790	13,802
Amortization	5,901	-
TOTAL OPERATING EXPENSES	$22,691	$13,802

INCOME (LOSS) FROM OPERATIONS	$10,976	$(13,802)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$10,976	$(13,802)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,261,400	3,500,000

See accompanying notes, which are an integral part of these condensed financial statements.

Dankon Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

For the three months ended May 31, 2026 and 2025 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total Stockholders’ Equity (Deficit)
Balance at February 28, 2025	3,500,000	$3,500	$-	$(6,230)	$(2,730)
Common Shares Issued for Cash	-	-	-	-	-
Net Loss	-	-	-	(13,802)	(13,802)
Balance at May 31, 2025	3,500,000	$3,500	$-	$(20,032)	$(16,532)

Balance at February 28, 2026	5,261,400	$5,261	$42,274	$(47,845)	$(310)
Common Shares Issued for Cash	-	-	-	-	-
Net Income	-	-	-	10,976	10,976
Balance at May 31, 2026	5,261,400	$5,261	$42,274	$(36,869)	$10,666

See accompanying notes, which are an integral part of these condensed financial statements.

Dankon Corporation

Condensed Statements of Cash Flows

For the three months ended May 31, 2026 and 2025 (Unaudited)

	Three months ended May 31, 2026	Three months ended May 31, 2025
OPERATING ACTIVITIES
Net Income (Loss)	$10,976	$(13,802)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	5,901	-
Changes in Operating Assets and Liabilities:
Accounts Payable	(13,050)	(28,200)
Deferred revenue	(18,117)	-
Prepaid expenses	7,650	(11,750)
Net Cash Used in Operating Activities	$(6,640)	$(53,752)

INVESTING ACTIVITIES
Intangible Assets	(7,200)	-
Net Cash Used in Investing Activities	$(7,200)	$-

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	10,350	50,700
Net Cash Provided by Financing Activities	$10,350	$50,700

Net Cash Decrease for Period	$(3,490)	$(3,052)

Cash at Beginning of Period	$3,884	$3,500
Cash at End of Period	$394	$448

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements.

Dankon Corporation

Notes to the Condensed Financial Statements (Unaudited)

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

Note 2 – Going Concern

The condensed financial statements were prepared on a going concern basis, which assumes that the Company will be able to meet its obligations and continue operations in the ordinary course of business for the foreseeable future.

For the three months ended May 31, 2026, the Company generated revenue of $33,667 and reported net income of $10,976. Notwithstanding the profitable quarter, the Company continues to report an accumulated deficit since inception of $36,869 as of May 31, 2026, a cash balance of $394, and remains dependent on loan from its CEO, which totaled $95,080 as of May 31, 2026. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to sustain and grow profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months through continued revenue generation from its subscription-based API service, as well as through potential loans from directors and/or a private offering of common stock.

These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a February 28 fiscal year-end.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, and advances payable to CEO. The carrying amounts of these financial instruments approximates fair value because of the short period of time between the origination of such instruments and their expected realization.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. As of May 31, 2026 and February 28, 2026, our cash balance was $394 and $3,884, respectively. The Company reported deferred revenue of $10,310 and $28,427, respectively, as of May 31, 2026 and February 28, 2026. Accounts receivable was $0 as of May 31, 2026 and February 28, 2026.

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

ASC Subtopic 350-40 requires assets to be recorded at cost and amortized over their estimated useful life on a straight-line basis. Costs to renew or extend the term of an intangible asset are expensed as incurred.

As of May 31, 2026, we recognized capitalized costs of $121,390. These costs are amortized over 5 years on a straight-line basis.

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

During the three months ended May 31, 2026 the Company recorded revenue of $33,667 and reported deferred revenue of $10,310. Accounts receivable was $0 as of May 31, 2026.

During the three months ended May 31, 2025, the Company recorded revenue of $0, deferred revenue was $0, and accounts receivable was $0.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of May 31, 2026, the Company had net operating loss carryforwards generated since inception, against which a full valuation allowance has been established. Accordingly, no income tax provision was recorded for the three months ended May 31, 2026 and 2025.

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

Note 4 – Intangible Assets

As of May 31, 2026, we recognized capitalized costs of $121,390 consisting of website and API. The website was placed in service on May 15, 2025, and the API was placed in service on June 10, 2025, and are expected to be amortized over 5 years on a straight-line basis.

Accumulated amortization as of May 31, 2026 and February 28, 2026 was $19,371 and $13,470, respectively.

Intangible assets amounts are as follows:

	Website Development	API Development	Total
Estimated Useful Life (Years)	5	5
Total Cost of the Asset	$45,000	$76,390	$121,390
Accumulated Amortization at May 31, 2026	(9,375)	(9,996)	(19,371)
Net Book Value at May 31, 2026	$35,625	$66,394	$102,019
Amortization Expense for three months ended May 31, 2026	$2,250	$3,651	$5,901
Amortization Expense for three months ended May 31, 2025	$-	$-	$-

Note 5 – Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During the period from November 11, 2024 (Inception) to February 28, 2025 the Company has issued 3,500,000 shares of common stock.

During the year ended February 28, 2026, the Company issued 1,761,400 shares of common stock for cash proceeds at $0.025 per share for a total of $44,035.

As of May 31, 2026, the Company had 5,261,400 shares issued and outstanding. No shares were issued during the three months ended May 31, 2026.

Note 6 – Related Party Transactions

To support the Company's financial needs, it may obtain advances from related parties until such time that it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

As of May 31, 2026, Edgar Ulises Rodriguez Velazquez, the CEO of the Company, had advanced $95,080 under the original loan agreement dated November 11, 2024 for advances up to $200,000. This loan is for working capital purposes and is unsecured, interest-free.

Note 7 – Commitments and Contingencies

Litigation

The Company is not subject to any legal proceedings.

Note 8 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to May 31, 2026 through July 10, 2026, the financial statement issuance date, and concluded that there are no significant subsequent events to disclose in these financial statements.

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

Company Overview

Dankon Corporation operates an online platform for generating personalized congratulatory messages, serving businesses, individuals, and developers. Our primary offering, the "Congratulations Generator," is an API-based service developed and launched in June 2025, powered by advanced natural language processing (NLP) algorithms that produce tailored messages based on user-provided inputs such as event details, recipient information, and desired tone.

The platform serves a diverse client base, including business professionals, event agencies, educational institutions, social media users, and developers integrating our API into their own applications via https://dankon.co/.

Revenue is generated through a tiered monthly subscription model.

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

Employees

As of May 31, 2026, we did not have any full-time employees. Our operations are currently managed by our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director, Edgar Ulises Rodriguez Velazquez, with the assistance of our other director, Tomasz Iwanski.

We may hire additional personnel in the future as our business develops and operational needs increase.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statement as of February 28, 2026.

Results of Operations

Revenue

For the three months ended May 31, 2026 and 2025 we generated total revenue of $33,667 and $0, respectively.

Operating expenses

Total operating expenses for three months ended May 31, 2026 were $22,691. The operating expenses included bank service charges ($76), amortization expense ($5,901), professional fees ($8,925), exchange loss ($7), server lease expense ($3,750), office expense ($87), registered agent services ($45) and website support services ($3,900).

Total operating expenses for three months ended May 31, 2025 were $13,802. The operating expenses included bank service charges ($87), professional fees ($6,465), server lease expense ($3,750) and research & development expense ($3,500).

Net Income (Loss)

Our Net Income for three months ended May 31, 2026 was $10,976.

Our Net Loss for three months ended May 31, 2025 was $13,802.

Liquidity and Capital Resources

As of May 31, 2026, our accumulated deficit was $36,869. During the three months ended May 31, 2026, the Company generated net income of $10,976 and used cash in operations of $6,640, compared to a net loss of $13,802 and cash used in operations of $53,752 for the three months ended May 31, 2025. Despite the profitable quarter, the Company's cash balance of $394 as of May 31, 2026 and continued reliance on director financing raise substantial doubt about our ability to continue as a going concern. In the opinion of our management, additional funding may be required to meet our development goals for the next twelve months. Funding may be raised through continued revenue generation, equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares.

Operational Cash Flows

For the three months ended May 31, 2026, we had operating cash outflows of $6,640, compared to $53,752 for the three months ended May 31, 2025. The primary allocation of cash has been directed towards general working capital needs, reflecting the ongoing operational requirements of the business.

Investing Cash Flows

During the three months ended May 31, 2026, the Company invested $7,200 to develop intangible assets. No cash was used in investing activities during the three months ended May 31, 2025.

Financing Cash Flow

Net cash provided by financing activities for the three months ended May 31, 2026 was $10,350, consisting entirely of loan from related parties. For the three months ended May 31, 2025, net cash provided by financing activities was $50,700, also consisting of loan from related parties.

Current Financial Condition

For the three months ended May 31, 2026, the Company generated revenue of $33,667 and recorded net income of $10,976. The Company is reporting an accumulated deficit since inception of $36,869 as of May 31, 2026. Please refer to our financial statements contained herein for more detailed information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended May 31, 2026 there were no changes to our system of internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on July 10, 2026.

Dankon Corporation

By:	/s/ Edgar Ulises Rodriguez Velazquez
Name:	Edgar Ulises Rodriguez Velazquez
Title:	President, Secretary, Chief Executive Officer and Chief Financial Officer, Treasurer, Director