Form 10-Q
period 2026-08-31
Dankon Corp
filed 2026-10-15
CIK 2065287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2026

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

Edgar Ulises Rodriguez Velazquez

President and Chief Executive Officer

Carrer de Pallars, 193

08005, Barcelona, Spain

Tel: +1-810-580-3677

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Yes [X]       No [ ]

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,261,400 common shares issued and outstanding as of October 15, 2026.

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

Dankon Corporation

Condensed Balance Sheets

	August 31, 2026 (Unaudited)	February 28, 2026
ASSETS
Current Assets
Cash	$3,621	$3,884
Prepaid Expenses	6,592	21,493
Total Current Assets	$10,213	$25,377

Other Assets
Intangible Assets	95,950	87,670
Project in Progress	-	13,050
Total Other Assets	95,950	100,720
TOTAL ASSETS	$106,163	$126,097

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$200	$13,250
Loan from Related Parties	95,080	84,730
Deferred revenue	16,903	28,427
Total Current Liabilities	112,183	126,407
Total Liabilities	$112,183	$126,407
Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,261,400 shares issued and outstanding as of August 31, 2026 and February 28, 2026, respectively	5,261	5,261
Additional Paid-in Capital	42,274	42,274
Accumulated Deficit	(53,555)	(47,845)
Total Stockholders' Equity (Deficit)	$(6,020)	$(310)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$106,163	$126,097

See accompanying notes, which are an integral part of these condensed financial statements

Dankon Corporation

Condensed Statements of Operations

For the three and six months ended August 31, 2026 and 2025 (Unaudited)

	Three months ended August 31, 2026	Three months ended August 31, 2025	Six months ended August 31, 2026	Six months ended August 31, 2025
REVENUES	$21,027	$9,581	$54,694	$9,581
OPERATING EXPENSES
General & Administrative Expenses	31,644	29,666	48,434	43,468
Amortization	6,069	3,557	11,970	3,557
TOTAL OPERATING EXPENSES	$37,713	$33,223	$60,404	$47,025

LOSS FROM OPERATIONS	$(16,686)	$(23,642)	$(5,710)	$(37,444)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(16,686)	$(23,642)	$(5,710)	$(37,444)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,261,400	3,523,990	5,261,400	3,511,995

See accompanying notes, which are an integral part of these condensed financial statements.

Dankon Corporation

Condensed Statement of Changes in Stockholders' Equity (Deficit)

For the three and six months ended August 31, 2026 and 2025 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at February 28, 2025	3,500,000	$3,500	$–	$(6,230)	$(2,730)
Net Loss	–	–	–	(13,802)	(13,802)
Balance at May 31, 2025	3,500,000	$3,500	$–	$(20,032)	$(16,532)
Common Shares Issued for Cash	987,000	987	23,688	–	24,675
Net Loss	–	–	–	(23,642)	(23,642)
Balance at August 31, 2025	4,487,000	$4,487	$23,688	$(43,674)	$(15,499)

Balance at February 28, 2026	5,261,400	$5,261	$42,274	$(47,845)	$(310)
Net Income	–	–	–	10,976	10,976
Balance at May 31, 2026	5,261,400	$5,261	$42,274	$(36,869)	$10,666
Net Loss	–	–	–	(16,686)	(16,686)
Balance at August 31, 2026	5,261,400	$5,261	$42,274	$(53,555)	$(6,020)

See accompanying notes, which are an integral part of these condensed financial statements.

Dankon Corporation

Condensed Statements of Cash Flows

For the six months ended August 31, 2026 and 2025 (Unaudited)

	Six months ended August 31, 2026	Six months ended August 31, 2025
OPERATING ACTIVITIES
Net Loss	$(5,710)	$(37,444)
Adjustments to Reconcile Net loss
to Net Cash Used in Operating Activities:
Amortization	11,970	3,557
Changes in Operating Assets and Liabilities:
Accounts Payable	(13,050)	(27,000)
Prepaid expenses	14,901	-
Deferred revenue	(11,524)	14,819
Net Cash Used in Operating Activities	$(3,413)	$(46,068)

INVESTING ACTIVITIES
Intangible Assets	(7,200)	(39,200)
Net Cash Used in Investing Activities	$(7,200)	$(39,200)

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	10,350	60,500
Proceeds from the Sale of Common Stock	-	24,675
Proceeds from the Stock Subscription Liability	-	75
Net Cash Provided by Financing Activities	$10,350	$85,250

Net Cash Decrease for Period	$(263)	$(18)

Cash at Beginning of Period	$3,884	$3,500
Cash at End of Period	$3,621	$3,482

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements.

Dankon Corporation

Notes to the Condensed Financial Statements

For the six months ended August 31, 2026 and 2025 (Unaudited)

Note 1 – Nature of Business

Dankon Corporation (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on November 11, 2024 (Inception).

Dankon Corporation is an online service designed to elevate the art of congratulatory messaging. It offers a service for crafting thoughtful, customized messages for any occasion, from birthdays and anniversaries to professional milestones and special celebrations. With its advanced features and user-friendly interface, Dankon aims to ensure that every message is meaningful, impactful, and tailored to leave a lasting impression.

Note 2 – Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the six months ended August 31, 2026, the Company generated revenue of $54,694 and incurred a net loss of $5,710. As of August 31, 2026, the Company had an accumulated deficit of $53,555, a cash balance of $3,621, a working capital deficit of $101,970, and remained dependent on loans from its Chief Executive Officer, which totaled $95,080. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

The Company’s ability to continue as a going concern depends on its ability to generate sufficient revenue and/or obtain the financing necessary to meet its obligations as they become due. Management intends to fund operating costs over the next twelve months through revenue from its subscription-based API service, continued loans from its director, and/or a private offering of common stock. There can be no assurance that such financing will be available on acceptable terms, or at all, or that management’s plans will alleviate the substantial doubt.

These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company has adopted a February 28 fiscal year-end. Amounts are presented in U.S. dollars and rounded to the nearest dollar.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, and advances payable to our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director, Edgar Ulises Rodriguez Velazquez.

ASC 820, “Fair Value Measurement,” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value based on the extent to which they are observable in the market. These tiers include:

Level 1: observable inputs such as quoted prices in active markets;

Level 2: inputs other than quoted prices in active markets that are either directly or indirectly observable;

Level 3: unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying values of cash, accounts payable and the loan from the Company’s director approximate their fair values due to the short-term nature of these instruments. The loan is non-interest-bearing, has no fixed maturity date and is classified as a current liability.

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

As of August 31, 2026 and February 28, 2026, our cash balance was $3,621 and $3,884, respectively. The Company reported deferred revenue of $16,903 and $28,427, respectively, as of August 31, 2026 and February 28, 2026. Accounts receivable was $0 as of August 31, 2026 and February 28, 2026.

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

As of August 31, 2026, we recognized capitalized costs of $121,390. These costs are amortized over 5 years on a straight-line basis.

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

The Company provides access to its hosted API through subscription plans with a specified limit on the number of API requests. Customers can select a suitable pricing plan directly on our website and initiate contact with the Company.

Under the Company’s policy, payment is required upon issuance of an invoice. Upon receipt of payment, the API key is delivered via email, typically on the same business day. API access is granted in the form of a unique, non-transferable key, which may not be shared, assigned, or transferred to third parties. In select cases, the Company may provide access prior to payment in accordance with agreed-upon payment terms specified in an executed contract.

The Company’s performance obligation under its subscription arrangements is to stand ready to provide access to its hosted API throughout the subscription period, subject to the applicable request limit.

Revenue is recognized ratably over the specified period of time during which the customer is granted access to the software, beginning upon key activation.

Deferred Revenue: Payments received prior to the provision of services are recorded as deferred revenue and recognized as revenue over time as the performance obligation is satisfied.

Accounts Receivable: Amounts due for services provided prior to the receipt of payment are recognized as accounts receivable.

During the six months ended August 31, 2026 the Company recorded revenue of $54,694 and reported deferred revenue of $16,903. Accounts receivable was $0 as of August 31, 2026.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (as clarified by ASU 2025-01), which requires additional disclosure of specific expense categories, including employee compensation, depreciation and amortization. It is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The ASU affects disclosures only.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, effective for fiscal years beginning after December 15, 2027. The Company is evaluating its impact on capitalized software development costs.

Management has determined that no other recently adopted or issued accounting standards had or will have a material impact on the Company’s financial statements.

Note 4 – Intangible Assets

As of August 31, 2026, we recognized capitalized costs of $121,390 consisting of website and API. The website was placed in service on May 15, 2025, and the API was placed in service on June 10, 2025, and are expected to be amortized over 5 years on a straight-line basis.

Accumulated amortization as of August 31, 2026 and February 28, 2026 was $25,440 and $13,471, respectively.

Intangible assets amounts are as follows:

	Website Development	API Development	Total
Estimated Useful Life (Years)	5	5
Total Cost of the Asset	$45,000	$76,390	$121,390
Accumulated Amortization at August 31, 2026	(11,625)	(13,815)	(25,440)
Net Book Value at August 31, 2026	$33,375	$62,575	$95,950
Amortization Expense for three months ended August 31, 2026	$2,250	$3,819	$6,069
Amortization Expense for six months ended August 31, 2026	$4,500	$7,470	$11,970

Note 5 – Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During the period from November 11, 2024 (Inception) to February 28, 2025 the Company has issued 3,500,000 shares of common stock.

During the year ended February 28, 2026, the Company issued 1,761,400 shares of common stock for cash proceeds of $44,035.

During the six months ended August 31, 2026, the Company did not issue any shares of common stock.

As of August 31, 2026, the Company had 5,261,400 shares issued and outstanding.

Note 6 – Related Party Transactions

To support the Company's financial needs, it may obtain advances from related parties until such time that it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

As of August 31, 2026, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director, Edgar Ulises Rodriguez Velazquez had advanced $95,080 (compared to $84,730 as of February 28, 2026) under the original loan agreement dated November 11, 2024 for advances up to $200,000.

The loan is non-interest-bearing and has no fixed calendar maturity date. The agreement provides for repayment when the Company has sufficient available funds or begins generating revenue, with the timing of repayment subject to the Company’s reasonable discretion in light of its financial circumstances. No late-payment penalties or default interest apply.

Note 7 – Commitments and Contingencies

Litigation

The Company was not subject to any legal proceedings.

Note 8 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2026 and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

On September 17, 2026, subsequent to the reporting period, Reyes Rafael Santana Camilo was elected to the Board of Directors of the Company. On September 21, 2026, the Company filed a Current Report on Form 8-K under Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) to report this appointment.

Reyes Rafael Santana Camilo, age 33, has served as a Business Consultant with DF Business Consulting in Barcelona, Spain, since 2023, advising clients on business planning, performance analysis and strategic development. Prior to joining DF Business Consulting, he worked as a Business Analyst from 2020 to 2023 and as a Junior Business Analyst from 2017 to 2020. Mr. Santana Camilo earned a Bachelor’s degree in Economics from the Universitat de Barcelona and subsequently completed a Master’s degree in Economics at the same institution, where he developed expertise in economic analysis, quantitative methods and business strategy. Mr. Santana Camilo was appointed as a director of the Company in September 2026.

There are no arrangements or understandings between Mr. Santana Camilo and any other person pursuant to which he was selected as director. Mr. Santana Camilo does not have any familial relationship with any director or other executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer, and there are no transactions in which Mr. Santana Camilo has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Except as described above, the Company identified no other material subsequent events requiring recognition or disclosure in these condensed financial statements.

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

Company Overview

Dankon Corporation operates an online platform for generating congratulatory messages. This platform is designed to serve various users, including businesses and individuals. Our technology enables users to create personalized messages for a wide range of events and milestones. Our primary offering, the "Congratulations Generator" API was developed and launched in June 2025. Our platform (https://dankon.co/) provides a user-centric service designed for efficient and personalized congratulatory message creation.

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

Employees

As of August 31, 2026, the Company had no employees under formal employment agreements.

Our operations are currently managed by our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director, Edgar Ulises Rodriguez Velazquez, and two of our other directors, Tomasz Iwanski and Reyes Rafael Santana Camilo.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statement as of February 28, 2026.

Results of Operations

Three and six months ended August 31, 2026 and August 31, 2025

Revenue

For the three and six months ended August 31, 2026 we generated total revenue of $21,027 and $54,694, respectively, compared to $9,581 for the three and six months ended August 31, 2025.

Operating expenses

Total operating expenses for three months ended August 31, 2026 were $37,713, compared to $33,223 for the three months ended August 31, 2025.

The operating expenses for 2026 included amortization expense ($6,069), bank service charges ($27), office expense ($87), professional fees ($23,835), registered agent services ($45), server lease expense ($3,750) and website support services ($3,900).

For the three months ended August 31, 2025 the operating expenses included bank service charges ($76), amortization expense ($3,557), professional fees ($3,150), marketing services ($9,650), server lease expense ($3,750), IT and Development services ($13,040).

Total operating expenses for six months ended August 31, 2026 were $60,404, compared to $47,025 for the six months ended August 31, 2025.

The operating expenses for 2026 included amortization expense ($11,970), bank service charges ($103), office expense ($174), professional fees ($32,760), registered agent services ($90), server lease expense ($7,500), website support services ($7,800) and an exchange loss of ($7).

For the six months ended August 31, 2025 the operating expenses included bank service charges ($163), amortization expense ($3,557), professional fees ($9,615), marketing services ($9,650), server lease expense ($7,500), IT and Development services ($16,540).

Net Loss

Our Net Loss for three months ended August 31, 2026 was $16,686, compared to $23,642 for the three months ended August 31, 2025.

Our Net Loss for six months ended August 31, 2026 was $5,710, compared to $37,444 for the six months ended August 31, 2025.

Liquidity and Capital Resources

As of August 31, 2026, our accumulated deficit was $53,555. During the six months ended August 31, 2026, the Company incurred a net loss of $5,710 and used cash in operations of $3,413, compared to a net loss of $37,444 and cash used in operations of $46,068 for the six months ended August 31, 2025. The Company's low cash balance of $3,621 as of August 31, 2026 and continued reliance on financing from its Chief Executive Officer raise substantial doubt about our ability to continue as a going concern. In the opinion of our management, additional funding may be required to meet our development goals for the next twelve months. Funding may be raised through continued revenue generation, equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares.

Operational Cash Flows

We had operating cash outflows of $3,413 for the six months ended August 31, 2026, compared to $46,068 for the six months ended August 31, 2025. The primary allocation of cash has been directed towards general working capital needs, reflecting the ongoing operational requirements of the business.

Investing Cash Flows

Our Company invested $7,200 to develop intangible assets during the six months ended August 31, 2026, compared to $39,200 during the six months ended August 31, 2025.

Financing Cash Flow

Net cash provided by financing activities for the six months ended August 31, 2026 was $10,350, which included loans from related parties. For the six months ended August 31, 2025 net cash provided by financing activities was $85,250, which included loans from related parties of $60,500, $24,675 received from the sale of common shares and $75 received from the stock subscription liability.

Current Financial Condition

As of August 31, 2026, the Company generated $54,694 revenue and incurred a net loss of $5,710 (compared to $9,581 revenue and a net loss of $37,444 as of August 31, 2025). Additionally, the Company is reporting an accumulated deficit since inception of $53,555 (compared to $43,674 as of August 31, 2025).

The Company relies in part on financing from its Chief Executive Officer and director under the loan agreement dated November 11, 2024. At August 31, 2026, the outstanding balance was $95,080. The loan bears no interest and has no fixed calendar maturity date. Repayment is contingent on the Company having sufficient available funds or beginning to generate revenue, with repayment timing subject to the Company’s reasonable discretion considering its financial circumstances. Because the Company has begun generating revenue, management considers potential repayments under this agreement in assessing its liquidity requirements. The lender may also elect to convert the outstanding balance into common stock at fair market value at the time of conversion, subject to written documentation and Board authorization.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the six months ended August 31, 2026 there were no changes to our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this report, as indicated below:

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File, embedded within the Inline XBRL document and included in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on October 15, 2026.

Dankon Corporation

By:	/s/ Edgar Ulises Rodriguez Velazquez
Name:	Edgar Ulises Rodriguez Velazquez
Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director